Form 10-K
period 2006-12-31
Goal Capital Funding Trust 2006-1; Goal Capital Funding, LLC
filed 2007-03-30
CIK 1360641, 1336279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

333-132039-01

(Commission File Number of Issuing Entity)

GOAL CAPITAL FUNDING TRUST 2006-1

(Exact Name of Issuing Entity as Specified in its Charter)

GOAL CAPITAL FUNDING, LLC

(Exact Name of Depositor as Specified in its Charter)

GOAL FINANCIAL, LLC

(Exact Name of Sponsor as Specified in its Charter)

Delaware

(State of Organization of the Issuing Entity)

51-6575337

(I.R.S. Employer Identification No.)

9477 Waples Street, Suite 100

San Diego, California 92121

(858) 320-6799

(Address and Telephone Number of Issuing Entity’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  ☐    Yes   ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  ☐    Yes  ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer:  ☐    Accelerated Filer:  ☐    Non-Accelerated Filer:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

Documents incorporated by reference: None.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 1: Business

(B)	Item 1A: Risk Factors

(C)	Item 2: Properties

(D)	Item 3: Legal Proceedings

(E)	Item 4: Submission of Matters to a Vote of Security Holders

Item 1B.	Unresolved Staff Comments.

Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

        Securities

(B)	Item 6: Selected Financial Data

(C)	Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

(D)	Item 7A: Quantitative and Qualitative Disclosures about Market Risk

(E)	Item 8: Financial Statements and Supplementary Data

(F)	Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(G)	Item 9A: Controls and Procedures

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 10: Directors and Executive Officers of the Registrant

(B)	Item 11: Executive Compensation

(C)	Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(D)	Item 13: Certain Relationships and Related Transactions

(E)	Item 14: Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits And Financial Statement Schedules.

(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB.    Significant Obligors of Pool Assets (Financial Information).

Not applicable.

Item 1114(b)(2) of Regulation AB.    Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

The following information is provided with respect to Great Lakes Higher Education Guaranty Corporation (“GLHEGC”) pursuant to Instruction 4 to Item 1114:

GLHEGC guarantees 46,126 (99.07%) student loans held by the issuing entity totaling $1,763,034,383 (98.73%) as of January 31, 2007.

Guarantee Volume. The aggregate principal amount of federally reinsured student loans, including Stafford, Unsubsidized Stafford, SLS, PLUS and Consolidation loan volume, guaranteed by GLHEGC in each of the last five federal fiscal years was as follows:

Federal Fiscal Year	Guaranty Volume (Millions)
2002	16,527.6
2003	21,803.7
2004	26,085.6
2005	30,077.5
2006	35,971.8

2

Reserve Ratio. Following are GLHEGC’s reserve fund levels as calculated in accordance with 34 CFR 682.410(a)(10) for the last five federal fiscal years:

Federal Fiscal Year	Federal Guaranty Reserve Fund Level
2002	1.86%
2003	1.29%
2004	0.99%
2005	0.83%
2006	0.72%

The Department of Education’s website at http://www.fp.ed.gov/PORTALSWebApp/fp/whatsnew.jsp. has posted reserve ratios for GLHEGC for federal fiscal years 2003, 2004 and 2005 of 1.168%, .646% and .578%, respectively. GLHEGC believes the Department of Education has not calculated the reserve ratio in accordance with the Higher Education Act and the correct ratio should be 1.29%, .99% and .83%, respectively, as shown above. In accordance with Section 428(c)(9) of the Higher Education Act, the reserve ratio does not include loans transferred from the former Higher Education Assistance Foundation, Northstar Guarantee Inc., Ohio Student Aid Commission or Puerto Rico Higher Education Assistance Corporation.

The minimum reserve fund ratio under the Higher Education Act is .25%. According to the Department of Education, available cash reserves may not always be an accurate barometer of a guarantor’s financial health.

Recovery Rate. GLHEGC does not calculate recovery rates. The table below sets forth the recovery rates (calculated by dividing the combined recovery collections by the beginning of the year inventory of defaulted loans) for GLHEGC for the past five federal fiscal years, as taken from the Department of Education’s website at http://www.fsacollections.ed.gov/contractors/ga/stats/index.asp:

Federal Fiscal Year	Recovery Rate
2002	23.33%
2003	23.72%
2004	25.84%
2005	23.74%
2006	21.64%

Loss Rate. GLHEGC’s loss rates (calculated by dividing the aggregate dollar amount of unreinsured loans and unreinsured portions of loans by the dollar amount of claims paid by GLHEGC) for the past five federal fiscal years are as follows:

3

Fiscal Year	Loss Rate
2002	.0002%
2003	.0002%
2004	.0004%
2005	.0017%
2006	.0052%

Claims Rate. For the past five federal fiscal years, GLHEGC’s claims rate has not exceeded 5%, and, as a result, the highest allowable reinsurance has been paid on all GLHEGC’s claims. The actual claims rates (calculated by dividing the amount of reinsurance claims paid during a fiscal year by GLHEGC’s total amount of loans in repayment at the end of the preceding federal fiscal year) are as follows:

Fiscal Year	Claims Rate
2002	1.06%
2003	1.27%
2004	.68%
2005	.51%
2006	.62%

Item 1115(b) of Regulation AB.    Certain Derivatives Instruments (Financial Information).

A currency swap agreement with Barclays Bank PLC provides support for the Class A-5 remarketable reset rate notes. The (i) audited financial statements contained in the joint Annual Report of Barclays PLC and Barclays Bank PLC, as filed with the Securities and Exchange Commission on Form 20-F on April 3, 2006 in respect of the year ended December 31, 2005, and (ii) the reports on Form 6-K filed by Barclays PLC on August 3, 2006 and September 20, 2006 are incorporated by reference herein.

Item 1117 of Regulation AB.    Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against any of Goal Capital Funding, LLC (the “Depositor”), Goal Financial, LLC (the “Sponsor”), Wilmington Trust Company (the “Delaware Trustee”), The Bank of New York (the “Indenture Trustee”), Great Lakes Educational Loan Services, Inc., Massachusetts Higher Education Assistance Corporation, d/b/a American Student Assistance, Barclays Bank PLC, ACS Education Services, Inc. or the Issuing Entity, or any property thereof, that are material to holders of the notes of the Issuing Entity.

Item 1119 of Regulation AB.    Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB.    Compliance with Applicable Servicing Criteria.

Great Lakes Educational Loan Services, Inc., Goal Financial, LLC and The Bank of New York (the “PPSF’s) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5%

4

of the pool assets held by the Issuing Entity. Each of the PPSF’s has completed a report on assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the PPSFs has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

Neither the Servicing Reports nor the Attestation Reports has identified any material instance of noncompliance with the servicing criteria applicable to the related Servicing Party.

Item 1123 of Regulation AB.    Servicer Compliance Statement.

Great Lakes Educational Loan Services, Inc. and Goal Financial, LLC have each completed a Statement of Compliance with applicable servicing criteria (each, a “Compliance Statement”) signed by an authorized officer of each party. The Compliance Statements are attached as exhibits to this 10-K.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on behalf of the Depositor by the undersigned, thereunto duly authorized.

March 30, 2007	GOAL CAPITAL FUNDING, LLC, as Depositor

	By:	/s/ Seamus Garland
	Name:	Seamus Garland
	Title:	Secretary

S-1

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation of the Depositor incorporated by reference to exhibit 3.5 to Form S-3/A dated and filed on August 31, 2005.

Exhibit 3.2	Third Amended and Restated Limited Liability Company Agreement of the Depositor.

Exhibit 4.1	Amended and Restated Trust Agreement dated as of May 25, 2006 between the Registrant and Wilmington Trust Company, as Delaware trustee (the “Delaware Trustee”), incorporated by reference to exhibit 4.1 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 4.2	Indenture of Trust dated as of May 25, 2006 between the Issuing Entity and The Bank of New York, as trustee and as eligible lender trustee for the Issuing Entity, incorporated by reference to exhibit 4.2 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.1	Loan Purchase Agreement dated as of May 25, 2006 among Goal Capital Funding, LLC (“Goal”), the Issuing Entity, JPMorgan Chase Bank, N.A., as the eligible lender trustee for the Registrant (the “Registrant ELT”), and the Bank of New York, as eligible lender trustee for the Issuing Entity (in such capacity, the “Issuing Entity ELT”), incorporated by reference to exhibit 10.1 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.2	Administration Agreement dated as of May 25, 2006 among the Issuing Entity, the Indenture Trustee, the Issuing Entity ELT, the Delaware Trustee and Goal Financial, LLC, as administrator, incorporated by reference to exhibit 10.2 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.3	Verification Agent Agreement dated as of May 25, 2006 among the Issuing Entity, Goal Financial, LLC, as administrator, and BNY, as verification agent, incorporated by reference to exhibit 10.3 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.4	Eligible Lender Trust Agreement, dated as of May 25, 2006, between the Issuing Entity and the Issuing Entity ELT, incorporated by reference to exhibit 10.4 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.5	Student Loan Servicing Agreement, dated as of May 25, 2006, between the Issuing Entity and Great Lakes Educational Loan Services, Inc. (the “Great Lakes”), incorporated by reference to exhibit 10.5 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.6	Federal FFEL Servicing Agreement dated as of May 25, 2006 between the Issuing Entity and ACS Education Services, Inc., incorporated by reference to exhibit 10.6 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.7	Guarantee Agreement dated as of May 25, 2006 between Massachusetts Higher Education Assistance Corporation doing business as American Student Assistance (“ASA”) and the Issuing Entity ELT and Certificate of Comprehensive Insurance dated May 25, 2006 by ASA, incorporated by reference to exhibit 10.7 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.8	Student Loan Guaranty dated May 25, 2006 between Great Lakes Higher Education Guaranty Corporation (the “Great Lakes Guarantee Agency”) and the Issuing Entity ELT, incorporated by reference to exhibit 10.8 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.9	Assignment Agreement dated as of May 25, 2006 among Higher Education Funding II, LLC, Goal, The Bank of New York Trust Company, N.A. (“BNY Trust Co.”), as eligible lender trustee, incorporated by reference to exhibit 10.9 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.10	Assignment Agreement dated as of May 25, 2006 among Higher Education Funding III, LLC, Goal, BNY Trust Co., as eligible lender trustee, incorporated by reference to exhibit 10.10 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.11	Student Loan Repurchase Agreement dated as of May 25, 2006 between the Issuing Entity and Goal, incorporated by reference to exhibit 10.11 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.12	ISDA Master Agreement dated as of May 25, 2006 (the “ISDA Master Agreement”) between the Issuing Entity and Barclays (in such capacity, the “Swap Counterparty”), incorporated by reference to exhibit 10.12 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.13	Schedule to the ISDA Master Agreement dated as of May 25, 2006 between the Issuing Entity and the Swap Counterparty, incorporated by reference to exhibit 10.13 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.14	Credit Support Annex dated as of May 25, 2006 between the Issuing Entity and the Swap Counterparty, incorporated by reference to exhibit 10.14 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.15	Confirmation dated as of May 25, 2006 between the Issuing Entity and the Swap Counterparty, incorporated by reference to exhibit 10.15 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Barclays PLC and Barclays Bank PLC, incorporated by reference to exhibit 23.1 to Form 8-K dated and filed on May 17, 2006.

Exhibit 31.1	Certification of senior officer in charge of securitization of the Depositor pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Goal.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Great Lakes.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of The Bank of New York (“BONY”).

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG, on behalf of Goal.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of Ernst & Young, on behalf of Great Lakes.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of Ernst & Young, on behalf of BONY.

Exhibit 35.1	Servicing Compliance Statement of Great Lakes.

Exhibit 35.2	Servicing Compliance Statement of Goal.